Form 10QSB/A
period 2005-06-30
HIGHRIVER ACQUISITION CORP.
filed 2005-07-25
CIK 1302647

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

The Company's promoters, who held 11,648,000 shares of the Company's common stock, have received certain registration rights to sell shares of common stock held by them in the public market. Such rights consist of demand and piggyback registration rights. Demand registration obligates the Company to register up to the entire 11,648,000 shares of its common stock upon written request from the promoters holding a majority of such shares. The Company's promoters paid $.001 per share for their shares of common stock. The Company shall not be obligated to effect more than two demand registrations under the agreement. Piggy-back registration obligates the Company to include the promoters' shares in any subsequent registration made by the Company under the Securities Act, subject to certain exclusions specified in the agreement. Both demand and piggyback registration rights become effective immediately following the consummation of a merger or acquisition. A subsequent sale of a large number of shares by the Company's promoters following a demand or piggyback registration may have the effect of reducing the fair market value of the Company's common stock by increasing the number of shares available in the open market. Copy of the registration rights agreement is attached hereto as an exhibit to this report on Form 10-QSB.

Item 6. Exhibits and Reports on Form 8-K.

    1)  Exhibits

         4.1  Registration Rights Agreement.

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


                                                   HIGHRIVER ACQUISITION CORP.


Dated: July 11, 2005                               By:   /s/ William Tay
                                                       -------------------------
                                                       William Tay
                                                       Chief Executive Officer

EXHIBIT 4.1

                         REGISTRATION RIGHTS AGREEMENT

This Registration Rights Agreement ("Agreement") is entered into as of the 30th day of June, 2005, by and among HIGHRIVER ACQUISITION CORP., a Delaware corporation (the "Company"), and the undersigned parties listed under Investor on the signature page hereto (each, an "Investor" and collectively, the "Investors").

The Investors currently hold all of the issued and outstanding securities of the Company; and

The Investors and the Company desire to enter into this Agreement to provide the Investors with certain rights relating to the registration of shares of Common Stock (as defined below) held by them.

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. DEFINITIONS. The following capitalized terms used herein have the following meanings:

"Agreement" means this Agreement, as amended, restated, supplemented, or otherwise modified from time to time.

"Commission" means the Securities and Exchange Commission, or any other federal agency then administering the Securities Act or the Exchange Act.

"Common Stock" means the common stock, par value $0.001 per share, of the Company.

"Company" is defined in the preamble to this Agreement.

"Demand Registration" is defined in Section 2.1.1.

"Demanding Holder" is defined in Section 2.1.1.

"Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission promulgated thereunder, all as the same shall be in effect at the time.

"Form S-3" is defined in Section 2.3.

"Indemnified Party" is defined in Section 4.3.

"Indemnifying Party" is defined in Section 4.3.

"Investor" is defined in the preamble to this Agreement.

"Investor Indemnified Party" is defined in Section 4.1.

"IPO" is defined as the Company's initial public offering (if any) of its securities pursuant to a Registration Statement on Form SB-2, as amended.

"Maximum Number of Shares" is defined in Section 2.1.4.

"Notices" is defined in Section 6.3.

"Piggy-Back Registration" is defined in Section 2.2.1.

"Prospectus" means the Company's prospectus relating to the IPO.

"Register," "registered" and "registration" mean a registration effected by preparing and filing a registration statement or similar document in compliance with the requirements of the Securities Act, and the applicable rules and regulations promulgated thereunder, and such registration statement becoming effective.

"Registrable Securities" means all of the shares of Common Stock held by Investors. Registrable Securities includes shares of capital stock or other securities of the Company issued as a dividend or other distribution with respect to or in exchange for or in replacement of such shares of Common Stock. As to any particular Registrable Securities, such securities shall cease to be Registrable Securities when: (a) a Registration Statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been sold, transferred, disposed of or exchanged in accordance with such Registration Statement; (b) such securities shall have been otherwise transferred, new certificates for them not bearing a legend restricting further transfer shall have been delivered by the Company and subsequent public distribution of them shall not require registration under the Securities Act; (c) such securities shall have ceased to be outstanding; or (d) the Securities and Exchange Commission makes a definitive determination to the Company that the Registrable Securities are salable under Rule 144(k).

"Registration Statement" means a registration statement filed by the Company with the Commission in compliance with the Securities Act and the rules and regulations promulgated thereunder for a public offering and sale of Common Stock (other than a registration statement on Form S-4 or Form S-8, or its successor, or any registration statement covering only securities proposed to be issued in exchange for securities or assets of another entity).

"Release Date" means the date upon which the Company consummates a "business combination" with a "target business."

"Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations of the Commission promulgated thereunder, all as the same shall be in effect at the time.

"Underwriter" means a securities dealer who purchases any Registrable Securities as principal in an underwritten offering and not as part of such dealer's market-making activities.

2.    REGISTRATION RIGHTS.

2.1 Demand Registration.

2.1.1 Request for Registration. At any time and from time to time on or after the Release Date, the holders of a majority-in-interest of the Registrable Securities held by the Investors (other than the transferees of the Investors), may make a written demand for registration under the Securities Act of all or part of their Registrable Securities (a "Demand Registration"). Any demand for a Demand Registration shall specify the number of shares of Registrable Securities proposed to be sold and the intended method(s) of distribution thereof. The Company will notify all holders of Registrable Securities of the demand, and each holder of Registrable Securities who wishes to include all or a portion of such holder's Registrable Securities in the Demand Registration (each such holder including shares of Registrable Securities in such registration, a "Demanding Holder") shall so notify the Company within fifteen
(15) days after the receipt by the holder of the notice from the Company. Upon any such request, the Demanding Holders shall be entitled to have their Registrable Securities included in the Demand Registration, subject to Section
2.1.4 and the provisions set forth in Section 3.1.1. The Company shall not be obligated to effect more than an aggregate of two (2) Demand Registrations under this Section 2.1.1 in respect of Registrable Securities.

2.1.2 Effective Registration. A registration will not count as a Demand Registration until the Registration Statement filed with the Commission with respect to such Demand Registration has been declared effective and the Company has complied with all of its obligations under this Agreement with respect thereto; provided, however, that if, after such Registration Statement has been declared effective, the offering of Registrable Securities pursuant to a Demand Registration is interfered with by any stop order or injunction of the Commission or any other governmental agency or court, the Registration Statement with respect to such Demand Registration will be deemed not to have been declared effective, unless and until, (i) such stop order or injunction is removed, rescinded or otherwise terminated, and (ii) a majority-in-interest of the Demanding Holders thereafter elect to continue the offering; provided, further, that the Company shall not be obligated to file a second Registration Statement until a Registration Statement that has been filed is counted as a Demand Registration or is terminated.

2.1.3 Underwritten Offering. If a majority-in-interest of the Demanding Holders so elect and such holders so advise the Company as part of their written demand for a Demand Registration, the offering of such Registrable Securities pursuant to such Demand Registration shall be in the form of an underwritten offering. In such event, the right of any holder to include its Registrable Securities in such registration shall be conditioned upon such holder's participation in such underwriting and the inclusion of such holder's Registrable Securities in the underwriting to the extent provided herein. All Demanding Holders proposing to distribute their securities through such underwriting shall enter into an underwriting agreement in customary form with the Underwriter or Underwriters selected for such underwriting by a majority-in-interest of the holders initiating the Demand Registration.

2.1.4 Reduction of Offering. If the managing Underwriter or Underwriters for a Demand Registration that is to be an underwritten offering advises the Company and the Demanding Holders in writing that the dollar amount or number of shares of Registrable Securities which the Demanding Holders desire to sell, taken together with all other shares of Common Stock or other securities which the Company desires to sell and the shares of Common Stock, if any, as to which registration has been requested pursuant to written contractual piggy-back registration rights held by other stockholders of the Company who desire to sell, exceeds the maximum dollar amount or maximum number of shares that can be sold in such offering without adversely affecting the proposed offering price, the timing, the distribution method, or the probability of success of such offering (such maximum dollar amount or maximum number of shares, as applicable, the "Maximum Number of Shares"), then the Company shall include in such registration: (i) first, the Registrable Securities as to which Demand Registration has been requested by the Demanding Holders (pro rata in accordance with the number of shares of Registrable Securities which such Demanding Holder has requested be included in such registration, regardless of the number of shares of Registrable Securities held by each Demanding Holder) that can be sold without exceeding the Maximum Number of Shares; (ii) second, to the extent that the Maximum Number of Shares has not been reached under the foregoing clause (i), the shares of Common Stock or other securities that the Company desires to sell that can be sold without exceeding the Maximum Number of Shares; (iii) third, to the extent that the Maximum Number of Shares has not been reached under the foregoing clauses (i) and (ii), the shares of Common Stock for the account of other persons that the Company is obligated to register pursuant to written contractual arrangements with such persons and that can be sold without exceeding the Maximum Number of Shares; and (v) fourth, to the extent that the Maximum Number of Shares have not been reached under the foregoing clauses (i), (ii), and (iii), the shares of Common Stock that other stockholders desire to sell that can be sold without exceeding the Maximum Number of Shares.

2.1.5 Withdrawal. If a majority-in-interest of the Demanding Holders disapprove of the terms of any underwriting or are not entitled to include all of their Registrable Securities in any offering, such majority-in-interest of the Demanding Holders may elect to withdraw from such offering by giving written notice to the Company and the Underwriter or Underwriters of their request to withdraw prior to the effectiveness of the Registration Statement filed with the Commission with respect to such Demand Registration. If the majority-in-interest of the Demanding Holders withdraws from a proposed offering relating to a Demand Registration, then such registration shall not count as a Demand Registration provided for in Section 2.1.1.

2.2 Piggy-Back Registration.

2.2.1 Piggy-Back Rights. If at any time on or after the Release Date the Company proposes to file a Registration Statement under the Securities Act with respect to an offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, by the Company for its own account or for stockholders of the Company for their account (or by the Company and by stockholders of the Company including, without limitation, pursuant to Section 2.1), other than a Registration Statement (i) filed in connection with any employee stock option or other benefit plan, (ii) for an exchange offer or offering of securities solely to the Company's existing stockholders, (iii) for an offering of debt that is convertible into equity securities of the Company or (iv) for a dividend reinvestment plan, then the Company shall (x) give written notice of such proposed filing to the holders of Registrable Securities as soon as practicable but in no event less than ten (10) days before the anticipated filing date, which notice shall describe the amount and type of securities to be included in such offering, the intended method(s) of distribution, and the name of the proposed managing Underwriter or Underwriters, if any, of the offering, and (y) offer to the holders of Registrable Securities in such notice the opportunity to register the sale of such number of shares of Registrable Securities as such holders may request in writing within five (5) days following receipt of such notice (a "Piggy-Back Registration"). The Company shall cause such Registrable Securities to be included in such registration and shall use its best efforts to cause the managing Underwriter or Underwriters of a proposed underwritten offering to permit the Registrable Securities requested to be included in a Piggy-Back Registration to be included on the same terms and conditions as any similar securities of the Company and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method(s) of distribution thereof. All holders of Registrable Securities proposing to distribute their securities through a Piggy-Back Registration that involves an Underwriter or Underwriters shall enter into an underwriting agreement in customary Form with the Underwriter or Underwriters selected for such Piggy-Back Registration.

2.2.2 Reduction of Offering. If the managing Underwriter or Underwriters for a Piggy-Back Registration that is to be an underwritten offering advises the Company and the holders of Registrable Securities in writing that the dollar amount or number of shares of Common Stock which the Company desires to sell, taken together with shares of Common Stock, if any, as to which registration has been demanded pursuant to written contractual arrangements with persons other than the holders of Registrable Securities hereunder, the Registrable Securities as to which registration has been requested under this Section 2.2, and the shares of Common Stock, if any, as to which registration has been requested pursuant to the written contractual piggy-back registration rights of other stockholders of the Company, exceeds the Maximum Number of Shares, then the Company shall include in any such registration:

(i) If the registration is undertaken for the Company's account: (A) first, the shares of Common Stock or other securities that the Company desires to sell that can be sold without exceeding the Maximum Number of Shares; (B) second, to the extent that the Maximum Number of Shares has not been reached under the foregoing clause (A), the shares of Common Stock, if any, including the Registrable Securities, as to which registration has been requested pursuant to written contractual piggy-back registration rights of security holders (pro rata in accordance with the number of shares of Common Stock which each such person has actually requested to be included in such registration, regardless of the number of shares of Common Stock with respect to which such persons have the right to request such inclusion) that can be sold without exceeding the Maximum Number of Shares; and

(ii) If the registration is a "demand" registration undertaken at the demand of persons other than the holders of Registrable Securities pursuant to written contractual arrangements with such persons, (A) first, the shares of Common Stock for the account of the demanding persons that can be sold without exceeding the Maximum Number of Shares; (B) second, to the extent that the Maximum Number of Shares has not been reached under the foregoing clause (A), the shares of Common Stock or other securities that the Company desires to sell that can be sold without exceeding the Maximum Number of Shares; and (C) third, to the extent that the Maximum Number of Shares has not been reached under the foregoing clauses (A) and (B), the Registrable Securities as to which registration has been requested under this Section 2.2 (pro rata in accordance with the number of shares of Registrable Securities held by each such holder); and (D) fourth, to the extent that the Maximum Number of Shares has not been reached under the foregoing clauses (A), (B) and (C), the shares of Common Stock, if any, as to which registration has been requested pursuant to written contractual piggy-back registration rights which such other stockholders desire to sell that can be sold without exceeding the Maximum Number of Shares.

2.2.3 Withdrawal. Any holder of Registrable Securities may elect to withdraw such holder's request for inclusion of Registrable Securities in any Piggy-Back Registration by giving written notice to the Company of such request to withdraw prior to the effectiveness of the Registration Statement. The Company may also elect to withdraw a registration statement at any time prior to the effectiveness of the Registration Statement. Notwithstanding any such withdrawal, the Company shall pay all expenses incurred by the holders of Registrable Securities in connection with such Piggy-Back Registration as provided in Section 3.3.

2.3 Registrations on Form S-3. The holders of Registrable Securities may at any time and from time to time, request in writing that the Company register the resale of any or all of such Registrable Securities on Form S-3 or any similar short-Form registration which may be available at such time ("Form S-3"); provided, however, that the Company shall not be obligated to effect such request through an underwritten offering. Upon receipt of such written request, the Company will promptly give written notice of the proposed registration to all other holders of Registrable Securities, and, as soon as practicable thereafter, effect the registration of all or such portion of such holder's or holders' Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any other holder or holders joining in such request as are specified in a written request given within fifteen (15) days after receipt of such written notice from the Company; provided, however, that the Company shall not be obligated to effect any such registration pursuant to this Section 2.3: (i) if Form S-3 is not available for such offering; or (ii) if the holders of the Registrable Securities, together with the holders of any other securities of the Company entitled to inclusion in such registration, propose to sell Registrable Securities and such other securities (if any) at any aggregate price to the public of less than $100,000. Registrations effected pursuant to this Section 2.3 shall not be counted as Demand Registrations effected pursuant to Section 2.1.

3.    REGISTRATION PROCEDURES.

3.1 Filings; Information. Whenever the Company is required to effect the registration of any Registrable Securities pursuant to Section 2, the Company shall use its best efforts to effect the registration and sale of such Registrable Securities in accordance with the intended method(s) of distribution thereof as expeditiously as practicable, and in connection with any such request:

3.1.1 Filing Registration Statement. The Company shall, as expeditiously as possible and in any event within sixty (60) days after receipt of a request for a Demand Registration pursuant to Section 2.1, prepare and file with the Commission a Registration Statement on any form for which the Company then qualifies or which counsel for the Company shall deem appropriate and which form shall be available for the sale of all Registrable Securities to be registered thereunder in accordance with the intended method(s) of distribution thereof, and shall use its best efforts to cause such Registration Statement to become and remain effective for the period required by Section 3.1.3; provided, however, that the Company shall have the right to defer any Demand Registration for up to thirty (30) days, and any Piggy-Back Registration for such period as may be applicable to deferment of any demand registration to which such Piggy-Back Registration relates, in each case if the Company shall furnish to the holders a certificate signed by the Chief Executive Officer of the Company stating that, in the good faith judgment of the Board of Directors of the Company, it would be materially detrimental to the Company and its stockholders for such Registration Statement to be effected at such time; provided further, however, that the Company shall not have the right to exercise the right set forth in the immediately preceding proviso more than once in any 365-day period in respect of a Demand Registration hereunder.

3.1.2 Copies. The Company shall, prior to filing a Registration Statement or prospectus, or any amendment or supplement thereto, furnish without charge to the holders of Registrable Securities included in such registration, and such holders' legal counsel, copies of such Registration Statement as proposed to be filed, each amendment and supplement to such Registration Statement (in each case including all exhibits thereto and documents incorporated by reference therein), the prospectus included in such Registration Statement (including each preliminary prospectus), and such other documents as the holders of Registrable Securities included in such registration or legal counsel for any such holders may request in order to facilitate the disposition of the Registrable Securities owned by such holders.

3.1.3 Amendments and Supplements. The Company shall prepare and file with the Commission such amendments, including post-effective amendments, and supplements to such Registration Statement and the prospectus used in connection therewith as may be necessary to keep such Registration Statement effective and in compliance with the provisions of the Securities Act until all Registrable Securities and other securities covered by such Registration Statement have been disposed of in accordance with the intended method(s) of distribution set forth in such Registration Statement (which period shall not exceed the sum of one hundred eighty (180) days plus any period during which any such disposition is interfered with by any stop order or injunction of the Commission or any governmental agency or court) or such securities have been withdrawn.

3.1.4 Notification. After the filing of a Registration Statement, the Company shall promptly, and in no event more than two (2) business days after such filing, notify the holders of Registrable Securities included in such Registration Statement of such filing, and shall further notify such holders promptly and confirm such advice in writing in all events within two (2) business days of the occurrence of any of the following: (i) when such Registration Statement becomes effective; (ii) when any post-effective amendment to such Registration Statement becomes effective; (iii) the issuance or threatened issuance by the Commission of any stop order (and the Company shall take all actions required to prevent the entry of such stop order or to remove it if entered); and (iv) any request by the Commission for any amendment or supplement to such Registration Statement or any prospectus relating thereto or for additional information or of the occurrence of an event requiring the preparation of a supplement or amendment to such prospectus so that, as thereafter delivered to the purchasers of the securities covered by such Registration Statement, such prospectus will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and promptly make available to the holders of Registrable Securities included in such Registration Statement any such supplement or amendment; except that before filing with the Commission a Registration Statement or prospectus or any amendment or supplement thereto, including documents incorporated by reference, the Company shall furnish to the holders of Registrable Securities included in such Registration Statement and to the legal counsel for any such holders, copies of all such documents proposed to be filed sufficiently in advance of filing to provide such holders and legal counsel with a reasonable opportunity to review such documents and comment thereon, and the Company shall not file any Registration Statement or prospectus or amendment or supplement thereto, including documents incorporated by reference, to which such holders or their legal counsel shall object.

3.1.5 State Securities Laws Compliance. The Company shall use its best efforts to (i) register or qualify the Registrable Securities covered by the Registration Statement under such securities or "blue sky" laws of such jurisdictions in the United States as the holders of Registrable Securities included in such Registration Statement (in light of their intended plan of distribution) may request and (ii) take such action necessary to cause such Registrable Securities covered by the Registration Statement to be registered with or approved by such other governmental authorities as may be necessary by virtue of the business and operations of the Company and do any and all other acts and things that may be necessary or advisable to enable the holders of Registrable Securities included in such Registration Statement to consummate the disposition of such Registrable Securities in such jurisdictions; provided, however, that the Company shall not be required to qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this paragraph (e) or subject itself to taxation in any such jurisdiction.

3.1.6 Agreements for Disposition. The Company shall enter into customary agreements (including, if applicable, an underwriting agreement in customary form) and take such other actions as are reasonably required in order to expedite or facilitate the disposition of such Registrable Securities. The representations, warranties and covenants of the Company in any underwriting agreement which are made to or for the benefit of any Underwriters, to the extent applicable, shall also be made to and for the benefit of the holders of Registrable Securities included in such registration statement. No holder of Registrable Securities included in such registration statement shall be required to make any representations or warranties in the underwriting agreement except, if applicable, with respect to such holder's organization, good standing, authority, title to Registrable Securities, lack of conflict of such sale with such holder's material agreements and organizational documents, and with respect to written information relating to such holder that such holder has furnished in writing expressly for inclusion in such Registration Statement.

3.1.7 Cooperation. The principal executive officer of the Company, the principal financial officer of the Company, the principal accounting officer of the Company and all other officers and members of the management of the Company shall cooperate fully in any offering of Registrable Securities hereunder, which cooperation shall include, without limitation, the preparation of the Registration Statement with respect to such offering and all other offering materials and related documents, and participation in meetings with Underwriters, attorneys, accountants and potential investors.

3.1.8 Records. The Company shall make available for inspection by the holders of Registrable Securities included in such Registration Statement, any Underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other professional retained by any holder of Registrable Securities included in such Registration Statement or any Underwriter, all financial and other records, pertinent corporate documents and properties of the Company, as shall be necessary to enable them to exercise their due diligence responsibility, and cause the Company's officers, directors and employees to supply all information requested by any of them in connection with such Registration Statement.

3.1.9 Opinions and Comfort Letters. The Company shall furnish to each holder of Registrable Securities included in any Registration Statement a signed counterpart, addressed to such holder, of (i) any opinion of counsel to the Company delivered to any Underwriter and (ii) any comfort letter from the Company's independent public accountants delivered to any Underwriter. In the event no legal opinion is delivered to any Underwriter, the Company shall furnish to each holder of Registrable Securities included in such Registration Statement, at any time that such holder elects to use a prospectus, an opinion of counsel to the Company to the effect that the Registration Statement containing such prospectus has been declared effective and that no stop order is in effect.

3.1.10 Earnings Statement. The Company shall comply with all applicable rules and regulations of the Commission and the Securities Act, and make available to its stockholders, as soon as practicable, an earnings statement covering a period of twelve (12) months, beginning within three (3) months after the effective date of the registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act and Rule 158 thereunder.

3.1.11 Listing. The Company shall use its best efforts to cause all Registrable Securities included in any registration to be listed on such exchanges or otherwise designated for trading in the same manner as similar securities issued by the Company are then listed or designated or, if no such similar securities are then listed or designated, in a manner satisfactory to the holders of a majority of the Registrable Securities included in such registration.

3.2 Obligation to Suspend Distribution. Upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3.1.4(iv), or, in the case of a resale registration on Form S-3 pursuant to
Section 2.3 hereof, upon any suspension by the Company, pursuant to a written insider trading compliance program adopted by the Company's Board of Directors, of the ability of all "insiders" covered by such program to transact in the Company's securities because of the existence of material non-public information, each holder of Registrable Securities included in any registration shall immediately discontinue disposition of such Registrable Securities pursuant to the Registration Statement covering such Registrable Securities until such holder receives the supplemented or amended prospectus contemplated by Section 3.1.4(iv) or the restriction on the ability of "insiders" to transact in the Company's securities is removed, as applicable, and, if so directed by the Company, each such holder will deliver to the Company all copies, other than permanent file copies then in such holder's possession, of the most recent prospectus covering such Registrable Securities at the time of receipt of such notice.

3.3 Registration Expenses. The Company shall bear all costs and expenses incurred in connection with any Demand Registration pursuant to Section 2.1, any Piggy-Back Registration pursuant to Section 2.2, and any registration on Form S-3 effected pursuant to Section 2.3, and all expenses incurred in performing or complying with its other obligations under this Agreement, whether or not the Registration Statement becomes effective, including, without limitation: (i) all registration and filing fees; (ii) fees and expenses of compliance with securities or "blue sky" laws (including fees and disbursements of counsel in connection with blue sky qualifications of the Registrable Securities); (iii) printing expenses; (iv) the Company's internal expenses (including, without limitation, all salaries and expenses of its officers and employees); (v) the fees and expenses incurred in connection with the listing of the Registrable Securities as required by Section 3.1.11; (vi) National Association of Securities Dealers, Inc. fees; (vii) fees and disbursements of counsel for the Company and fees and expenses for independent certified public accountants retained by the Company (including the expenses or costs associated with the delivery of any opinions or comfort letters requested pursuant to
Section 3.1.9); (viii) the fees and expenses of any special experts retained by the Company in connection with such registration and (ix) the fees and expenses of one legal counsel selected by the holders of a majority-in-interest of the Registrable Securities included in such registration. The Company shall have no obligation to pay any underwriting discounts or selling commissions attributable to the Registrable Securities being sold by the holders thereof, which underwriting discounts or selling commissions shall be borne by such holders. Additionally, in an underwritten offering, all selling stockholders and the Company shall bear the expenses of the underwriter pro rata in proportion to the respective amount of shares each is selling in such offering.

3.4 Information. The holders of Registrable Securities shall provide such information as may reasonably be requested by the Company, or the managing Underwriter, if any, in connection with the preparation of any Registration Statement, including amendments and supplements thereto, in order to effect the registration of any Registrable Securities under the Securities Act pursuant to
Section 2 and in connection with the Company's obligation to comply with federal and applicable state securities laws.

4.    INDEMNIFICATION AND CONTRIBUTION.

4.1 Indemnification by the Company. The Company agrees to indemnify and hold harmless each Investor and each other holder of Registrable Securities, and each of their respective officers, employees, affiliates, directors, partners, members, attorneys and agents, and each person, if any, who controls an Investor and each other holder of Registrable Securities (within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act) (each, an "Investor Indemnified Party"), from and against any expenses, losses, judgments, claims, damages or liabilities, whether joint or several, arising out of or based upon any untrue statement (or allegedly untrue statement) of a material fact contained in any Registration Statement under which the sale of such Registrable Securities was registered under the Securities Act, any preliminary prospectus, final prospectus or summary prospectus contained in the Registration Statement, or any amendment or supplement to such Registration Statement, or arising out of or based upon any omission (or alleged omission) to state a material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation by the Company of the Securities Act or any rule or regulation promulgated thereunder applicable to the Company and relating to action or inaction required of the Company in connection with any such registration; and the Company shall promptly reimburse the Investor Indemnified Party for any legal and any other expenses reasonably incurred by such Investor Indemnified Party in connection with investigating and defending any such expense, loss, judgment, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case to the extent that any such expense, loss, claim, damage or liability arises out of or is based upon any untrue statement or allegedly untrue statement or omission or alleged omission made in such Registration Statement, preliminary prospectus, final prospectus, or summary prospectus, or any such amendment or supplement, in reliance upon and in conformity with information furnished to the Company, in writing, by such selling holder expressly for use therein. The Company also shall indemnify any Underwriter of the Registrable Securities, their officers, affiliates, directors, partners, members and agents and each person who controls such Underwriter on substantially the same basis as that of the indemnification provided above in this Section 4.1.

4.2 Indemnification by Holders of Registrable Securities. Each selling holder of Registrable Securities will, in the event that any registration is being effected under the Securities Act pursuant to this Agreement of any Registrable Securities held by such selling holder, indemnify and hold harmless the Company, each of its directors and officers and each underwriter (if any), and each other person, if any, who controls such selling holder or such underwriter within the meaning of the Securities Act, against any losses, claims, judgments, damages or liabilities, whether joint or several, insofar as such losses, claims, judgments, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or allegedly untrue statement of a material fact contained in any Registration Statement under which the sale of such Registrable Securities was registered under the Securities Act, any preliminary prospectus, final prospectus or summary prospectus contained in the Registration Statement, or any amendment or supplement to the Registration Statement, or arise out of or are based upon any omission or the alleged omission to state a material fact required to be stated therein or necessary to make the statement therein not misleading, if the statement or omission was made in reliance upon and in conformity with information furnished in writing to the Company by such selling holder expressly for use therein, and shall reimburse the Company, its directors and officers, and each such controlling person for any legal or other expenses reasonably incurred by any of them in connection with investigation or defending any such loss, claim, damage, liability or action. Each selling holder's indemnification obligations hereunder shall be several and not joint and shall be limited to the amount of any net proceeds actually received by such selling holder.

4.3 Conduct of Indemnification Proceedings. Promptly after receipt by any person of any notice of any loss, claim, damage or liability or any action in respect of which indemnity may be sought pursuant to Section 4.1 or 4.2, such person (the "Indemnified Party") shall, if a claim in respect thereof is to be made against any other person for indemnification hereunder, notify such other person (the "Indemnifying Party") in writing of the loss, claim, judgment, damage, liability or action; provided, however, that the failure by the Indemnified Party to notify the Indemnifying Party shall not relieve the Indemnifying Party from any liability which the Indemnifying Party may have to such Indemnified Party hereunder, except and solely to the extent the Indemnifying Party is actually prejudiced by such failure. If the Indemnified Party is seeking indemnification with respect to any claim or action brought against the Indemnified Party, then the Indemnifying Party shall be entitled to participate in such claim or action, and, to the extent that it wishes, jointly with all other Indemnifying Parties, to assume control of the defense thereof with counsel satisfactory to the Indemnified Party. After notice from the Indemnifying Party to the Indemnified Party of its election to assume control of the defense of such claim or action, the Indemnifying Party shall not be liable to the Indemnified Party for any legal or other expenses subsequently incurred by the Indemnified Party in connection with the defense thereof other than reasonable costs of investigation; provided, however, that in any action in which both the Indemnified Party and the Indemnifying Party are named as defendants, the Indemnified Party shall have the right to employ separate counsel (but no more than one such separate counsel) to represent the Indemnified Party and its controlling persons who may be subject to liability arising out of any claim in respect of which indemnity may be sought by the Indemnified Party against the Indemnifying Party, with the fees and expenses of such counsel to be paid by such Indemnifying Party if, based upon the written opinion of counsel of such Indemnified Party, representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. No Indemnifying Party shall, without the prior written consent of the Indemnified Party, consent to entry of judgment or effect any settlement of any claim or pending or threatened proceeding in respect of which the Indemnified Party is or could have been a party and indemnity could have been sought hereunder by such Indemnified Party, unless such judgment or settlement includes an unconditional release of such Indemnified Party from all liability arising out of such claim or proceeding.

4.4 Contribution.

4.4.1 If the indemnification provided for in the foregoing Sections 4.1, 4.2 and 4.3 is unavailable to any Indemnified Party in respect of any loss, claim, damage, liability or action referred to herein, then each such Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, claim, damage, liability or action in such proportion as is appropriate to reflect the relative fault of the Indemnified Parties and the Indemnifying Parties in connection with the actions or omissions which resulted in such loss, claim, damage, liability or action, as well as any other relevant equitable considerations. The relative fault of any Indemnified Party and any Indemnifying Party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by such Indemnified Party or such Indemnifying Party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

4.4.2 The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 4.4 were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding Section
4.4.1. The amount paid or payable by an Indemnified Party as a result of any loss, claim, damage, liability or action referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any legal or other expenses incurred by such Indemnified Party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Section 4.4, no holder of Registrable Securities shall be required to contribute any amount in excess of the dollar amount of the net proceeds (after payment of any underwriting fees, discounts, commissions or taxes) actually received by such holder from the sale of Registrable Securities which gave rise to such contribution obligation. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

5.    UNDERWRITING AND DISTRIBUTION.

5.1 Rule 144. The Company covenants that it shall file any reports required to be filed by it under the Securities Act and the Exchange Act and shall take such further action as the holders of Registrable Securities may reasonably request, all to the extent required from time to time to enable such holders to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by Rule 144 under the Securities Act, as such Rules may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission.

6.    MISCELLANEOUS.

6.1 Other Registration Rights. The Company represents and warrants that no person, other than a holder of the Registrable Securities, has any right to require the Company to register any shares of the Company's capital stock for sale or to include shares of the Company's capital stock in any registration filed by the Company for the sale of shares of capital stock for its own account or for the account of any other person.

6.2 Assignment; No Third Party Beneficiaries. This Agreement and the rights, duties and obligations of the Company hereunder may not be assigned or delegated by the Company in whole or in part. This Agreement and the rights, duties and obligations of the holders of Registrable Securities hereunder may be freely assigned or delegated by such holder of Registrable Securities in conjunction with and to the extent of any transfer of Registrable Securities by any such holder. This Agreement and the provisions hereof shall be binding upon and shall inure to the benefit of each of the parties and their respective successors and the permitted assigns of the Investor or holder of Registrable Securities or of any assignee of the Investor or holder of Registrable Securities. This Agreement is not intended to confer any rights or benefits on any persons that are not party hereto other than as expressly set forth in
Article 4 and this Section 6.2.

6.3 Notices. All notices, demands, requests, consents, approvals or other communications (collectively, "Notices") required or permitted to be given hereunder or which are given with respect to this Agreement shall be in writing and shall be personally served, delivered by reputable air courier service with charges prepaid, or transmitted by hand delivery, telegram, telex or facsimile, addressed as set forth below, or to such other address as such party shall have specified most recently by written notice. Notice shall be deemed given on the date of service or transmission if personally served or transmitted by telegram, telex or facsimile; provided, that if such service or transmission is not on a business day or is after normal business hours, then such notice shall be deemed given on the next business day. Notice otherwise sent as provided herein shall be deemed given on the next business day following timely delivery of such notice to a reputable air courier service with an order for next-day delivery.

       To the Company:

       Highriver Acquisition Corp.
       c/o William Tay
       P.O. Box 42198
       Philadelphia, PA 19101
       Attention: President

       To an Investor, to:

       William Tay
       P.O. Box 42198
       Philadelphia, PA 19101

       Soloman Lam
       11863 Wimbledon Circle, #418
       Wellington, FL 33414

6.4 Severability. This Agreement shall be deemed severable, and the invalidity or unenforceability of any term or provision hereof shall not affect the validity or enforceability of this Agreement or of any other term or provision hereof. Furthermore, in lieu of any such invalid or unenforceable term or provision, the parties hereto intend that there shall be added as a part of this Agreement a provision as similar in terms to such invalid or unenforceable provision as may be possible and be valid and enforceable.

6.5 Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one (1) and the same instrument.

6.6 Entire Agreement. This Agreement (including all agreements entered into pursuant hereto and all certificates and instruments delivered pursuant hereto and thereto) constitute the entire agreement of the parties with respect to the subject matter hereof and supersede all prior and contemporaneous agreements, representations, understandings, negotiations and discussions between the parties, whether oral or written.

6.7 Modifications and Amendments. No amendment, modification or termination of this Agreement shall be binding upon any party unless executed in writing by such party.

6.8 Titles and Headings. Titles and headings of sections of this Agreement are for convenience only and shall not affect the construction of any provision of this Agreement.

6.9 Waivers and Extensions. Any party to this Agreement may waive any right, breach or default which such party has the right to waive, provided that such waiver will not be effective against the waiving party unless it is in writing, is signed by such party, and specifically refers to this Agreement. Waivers may be made in advance or after the right waived has arisen or the breach or default waived has occurred. Any waiver may be conditional. No waiver of any breach of any agreement or provision herein contained shall be deemed a waiver of any preceding or succeeding breach thereof nor of any other agreement or provision herein contained. No waiver or extension of time for performance of any obligations or acts shall be deemed a waiver or extension of the time for performance of any other obligations or acts.

6.10 Remedies Cumulative. In the event that the Company fails to observe or perform any covenant or agreement to be observed or performed under this Agreement, the Investor or any other holder of Registrable Securities may proceed to protect and enforce its rights by suit in equity or action at law, whether for specific performance of any term contained in this Agreement or for an injunction against the breach of any such term or in aid of the exercise of any power granted in this Agreement or to enforce any other legal or equitable right, or to take any one or more of such actions, without being required to post a bond. None of the rights, powers or remedies conferred under this Agreement shall be mutually exclusive, and each such right, power or remedy shall be cumulative and in addition to any other right, power or remedy, whether conferred by this Agreement or now or hereafter available at law, in equity, by statute or otherwise.

6.11 Governing Law. This Agreement shall be governed by, interpreted under, and construed in accordance with the internal laws of the State of Delaware applicable to agreements made and to be performed within the State of Delaware, without giving effect to any choice-of-law provisions thereof that would compel the application of the substantive laws of any other jurisdiction.

6.12 Waiver of Trial by Jury. Each party hereby irrevocably and unconditionally waives the right to a trial by jury in any action, suit, counterclaim or other proceeding (whether based on contract, tort or otherwise) arising out of, connected with or relating to this Agreement, the transactions contemplated hereby, or the actions of the Investor in the negotiation, administration, performance or enforcement hereof.

IN WITNESS WHEREOF, the parties have caused this Registration Rights Agreement to be executed and delivered by their duly authorized representatives as of the date first written above.

                                        Highriver Acquisition Corp.
                                        A Delaware corporation



                                        By:
                                        -----------------------------
                                        Name: William Tay
                                        Title: President

INVESTORS:



-----------------------------
William Tay




-----------------------------
Soloman Lam

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