Form 10KSB
period 2005-12-31
HIGHRIVER ACQUISITION CORP.
filed 2006-03-03
CIK 1302647

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB
(Mark One)
[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                             December 31, 2005

   OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from    to


                    Commission file number 0-50942

                      HIGHRIVER ACQUISITION CORP.
         (Exact name of small business issuer in its charter)

            Delaware                                   none
         (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)

                 P.O. Box 42198, Philadelphia, PA       19101
            (Address of principal executive offices)  (zip code)

               Issuer's Telephone Number:     215/359-2163

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X     No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  Yes   X     No

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act) Yes   X     No

State issuer's revenues for its most recent fiscal year.      $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                              Outstanding at December 31, 2005

Common Stock, par value $0.001                11,648,000

Documents incorporated by reference:            None

                                PART I

Item 1.  Description of Business

     Highriver Acquisition Corp. (the "Company") was incorporated on July 27, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

Item 2.  Description of Property

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the NASD OTC Bulletin Board.

     The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq SmallCap Market.

     In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

     In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market and less on the NASD OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     Since inception, the Company has sold securities which were not registered as follows:

                                      NUMBER OF
     DATE           NAME              SHARES         CONSIDERATION

July 27, 2004       Soloman Lam          148,000          $148

February 23, 2005   William Tay       11,500,000       $11,500


Item 6.  Management's Discussion and Analysis or Plan of Operation

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

     The Company does not anticipate expending funds itself for locating a target company. William Tay, the sole officer and director of the Company, provides his services without charge or repayment.
The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. If William Tay stops or becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2005 are attached to this filing.

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


                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

Name                     Age            Positions and Offices Held

William Tay              34             President, Secretary, Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     WILLIAM TAY - Mr. Tay has been the Company's President, Chief Executive Officer, Chief Financial Officer and Director since February
23, 2005. For the past five years, Mr. Tay has been a business consultant, specializing in corporate and securities consulting services for small to medium sized entrepreneurial companies. Mr. Tay has years of experience in starting new enterprises; having spent the last 8 years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were SEC registered and fully reporting blank check companies seeking merger and acquisition candidates. Mr. Tay also has experience in business reorganizations and cross border business transactions. Mr. Tay spends approximately
20 hours per month on the Company's business. Prior to that, Mr. Tay was a licensed National Association of Securities Dealers (NASD)
Series 7 Registered Representative, or stockbroker on Wall Street and in Great Neck, Long Island, New York.

Other Similar Companies

     William Tay, the president of the Company, has been and is currently involved with companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

Conflicts of Interest

     A conflict may arise in the event that a similar company with which Mr. Tay is affiliated also actively seeks a target company.
It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.

     Mr. Tay is the principal of Wm. Tay & Associates, a business consulting firm located in Philadelphia, PA. As such, demands may be placed on the time of Mr. Tay which would detract from the amount of time he is able to devote to the Company. Mr. Tay intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Tay would not attend to other matters prior to those of the Company.

     The terms of business combination may include such terms as Mr. Tay remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Tay by a target business for the purchase of all or some of the common stock of the Company owned by Mr. Tay. Mr. Tay would directly benefit from such employment or payment. Such benefits may influence Mr. Tay's choice of a target business.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Item 10.  Executive Compensation

     The Company's officer and director does not receive any compensation for his services rendered to the Company. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation Committee

     The Company does not have a formal Compensation Committee. William Tay, the Company's sole director, performs some of the functions of a Compensation Committee. Due to the lack of revenues, the Company's lack of payment of any executive compensation and its development stage status, the Company deemed a Compensation Committee to not be necessary at this time.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2005, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial        Percent of
of Beneficial Owner                Ownership              Outstanding Stock


William Tay                       11,648,000                      100%
P.O. Box 42198
Philadelphia, Pa 19101

All Executive Officers and
Directors as a Group
     (1 Person)                   11,648,000                      100%

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2005.

Item 14.  Controls and Procedures

 	Pursuant to Rules adopted by the Securities and Exchange Commission under Section 302(a) of the Sarbanes-Oxley Act of 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was as of the end of the fiscal period covered by this report done under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).
There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HIGHRIVER ACQUISITION CORP.


Dated: March 3, 2006                By:   /s/ William Tay
                                          -------------------------
                                          William Tay
                                          President



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ William Tay              Director         March 3, 2006

                      HIGHRIVER ACQUISITION CORP.
                     (A DEVELOPMENT STAGE COMPANY)
                         FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005

                      HIGHRIVER ACQUISITION CORP.
                     (A DEVELOPMENT STAGE COMPANY)

                          HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 2005
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

                          HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                                               Period from
                                             For the          For the         July 27, 2004
                                            Year Ended       Year Ended      (inception) to
                                            December 31,     December 31,      December 31,
                                               2005              2004              2005
                                          ---------------   ---------------   --------------
Revenue                                   $             -   $             -   $            -
                                          ---------------   ---------------   --------------

General and administrative
 Organization and related expenses                      -               148              148
 Administrative and general expenses               11,500               800           12,300
                                          ---------------   ---------------   --------------
Net loss and deficit accumulated during
 development stage                        $       (11,500)  $          (948)  $      (12,448)
                                          ===============   ===============   ==============

Basic and diluted loss per share          $        (0.001)  $         (0.01)  $       (0.001)
                                          ===============   ===============   ==============
Weighted average number of common
 shares outstanding                            11,648,000           148,000       11,648,000
                                          ===============   ===============   ==============


The accompanying notes are an integral part of these financial statements.


                          HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                               Period from
                                             For the          For the         July 27, 2004
                                            Year Ended       Year Ended      (inception) to
                                            December 31,     December 31,      December 31,
                                               2005              2004              2005
                                          ---------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $       (11,500)  $          (948)  $      (12,448)
Issuance of stock for services rendered            11,500               148           11,648
Increases (Decrease) in accrued expenses                -               800              800
                                          ---------------   ---------------   --------------
Net Cash Provided (used) by Operating
  Activities                                            -                 -                -

CASH FLOWS FROM INVESTING ACTIVITIES                    -                 -                -
                                          ---------------   ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES                    -                 -                -
                                          ---------------   ---------------   --------------
INCREASE IN CASH AND CASH EQUIVALENTS                   -                 -                -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              -                 -                -
                                          ---------------   ---------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD$             -   $             -   $            -
                                          ===============   ===============   ==============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for services rendered $        11,500   $           148   $       11,648
                                          ===============   ===============   ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:
Cash Paid For:
Interest                                  $             -   $             -   $            -
                                          ===============   ===============   ==============
Income taxes                              $             -   $             -   $            -
                                          ===============   ===============   ==============



The accompanying notes are an integral part of these financial statements.



                          HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                 For The Period From July 27, 2004 (Inception)
                             To December 31, 2005
                                  (Unaudited)

                                    Common Stock
                              -------------------------   Additional                   Total
                               Numbers of                  paid-in     Accumulated  Stockholders'
                                 Shares       Amount       capital       Deficit       Equity
                              ------------  -----------   -----------   ---------   -------------
Shares issued to founder for
 organization cost and
 services on July 27, 2004
 (inception)                       148,000  $       148   $         -   $       -   $         148

Net loss                                 -            -             -        (948)           (948)
                              ------------  -----------   -----------   ---------   -------------
Balance, December 31, 2004         148,000          148             -        (948)           (800)

Shares issued for services
 rendered on February 23,
 2005                           11,500,000       11,500             -           -          11,500

Net loss                                 -            -             -     (11,500)        (11,500)
                              ------------  -----------   -----------   ---------   -------------
Balance, December 31, 2005      11,648,000  $    11,648   $         -   $ (12,448)  $        (800)
                              ============  ===========   ===========   =========   =============



The accompanying notes are an integral part of these financial statements.




                    HIGHRIVER ACQUISITION CORP.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2005
                            (UNAUDITED)


NOTE 1  ORGANIZATION

        Highriver Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on July 27, 2004 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.  Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2005.

                    HIGHRIVER ACQUISITION CORP.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2005
                            (UNAUDITED)


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

                    HIGHRIVER ACQUISITION CORP.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2005
                            (UNAUDITED)


        Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2005 for purposes of computing fully diluted earnings per share.

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

                    HIGHRIVER ACQUISITION CORP.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2005
                            (UNAUDITED)


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

NOTE 3  GOING CONCERN

        The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of

                    HIGHRIVER ACQUISITION CORP.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2005
                            (UNAUDITED)


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

NOTE 4  SHAREHOLDER'S EQUITY

        On April 6, 2004 (inception), the Board of Directors issued 148,000 shares of common stock for $148 in services to the founding shareholder of the Company to fund organizational start-up costs.

        On February 23, 2005, the Board of Directors issued
11,500,000 shares of common stock for $11,500 in services rendered to an officer and director of the Company.

Common Stock

        The holders of the Company's common stock:

        * Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;
        * Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
        * Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and
        * Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock

        The Company has authorized, but not issued, 20,000,000 shares of preferred stock at $.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

                                                       EXHIBIT 31

CERTIFICATION PURSUANT TO SECTION 302


I, William Tay, Chief Executive Officer and Chief Financial
Officer of Highriver Acquisition Corp., certify that:

1.   I have reviewed the attached report on Form 10-KSB.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     Date: March 3, 2006                  /s/ William Tay
                                          ----------------------------
                                          President and Director and
                                          Chief Financial Officer
                                          Principal Accounting Officer

                                              EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer of the Highriver Acquisition Corp. (the
"Company"), hereby certify to my knowledge that:

The Report on Form 10-KSB for the period ended December 31,
2005 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange
Commission or its staff upon request.


                                 /s/ William Tay
                                 ----------------------------
                                 President and Director and
                                 Chief Executive Officer,
                                 Chief Financial Officer and
                                 Principal Accounting Officer
Date:  March 3, 2006