Form 10QSB
period 2006-03-31
Terra Firma Technologies, Inc.
filed 2007-07-30
CIK 1302647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended March 31, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

                        Commission File Number: 000-50942


                        Terra Firma Technologies, Inc.
                      (f/k/a Highriver Acquisition Corp.)
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                38-3697402
(State of incorporation)                                (IRS Employer ID Number)

                175 West Jackson Street, Chicago, Illinois 60604
                    (Address of principal executive offices)

                                 (313) 939-8039
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 2007: 11,648,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                         Terra Firma Technologies, Inc.
                       (f/k/a HIGHRIVER ACQUISITION CORP.)

                Form 10-QSB for the Quarter ended March 31, 2006

                                Table of Contents

                                   ----------

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements                                                 3

Item 2 Management's Discussion and Analysis or Plan of Operation           11

Item 3 Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                   14

Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

Item 3 Defaults Upon Senior Securities                                     15

Item 4 Submission of Matters to a Vote of Security Holders                 15

Item 5 Other Information                                                   15

Item 6 Exhibits                                                            15

SIGNATURES                                                                 15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                           HIGHRIVER ACQUISITION CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                              As of March 31, 2006


                                                                         2006
                                                                       --------

                                     ASSETS
CURRENTS ASSETS
   Cash                                                                $     --
                                                                       --------

TOTAL ASSETS                                                           $     --
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued Expenses                                                    $    800
                                                                       --------
      TOTAL CURRENT LIABILITIES                                             800

TOTAL LIABILITIES                                                      $    800
                                                                       --------

STOCKHOLDERS' EQUITY
   Preferred Stock( 20,000,000 shares authorized: Par value .001:
    no shares issued and outstanding)                                        --
   Common Stock (100,000,000 shares authorized;Par value .001;
    11,648,000 shares issued; 11,648,000 shares outstanding)             11,648
   Retained Deficit                                                     (12,448)
                                                                       --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (800)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     --
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                           HIGHRIVER ACQUISITION CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
          For the Period July 27, 2004 (inception) thru March 31, 2006

                                                                                             Cumulative
                                                                                             Amount from
                                                                                            July 27, 2004
                                                   For the Three Months Ended March 31,    (inception) to
                                                   ------------------------------------       March 31,
                                                       2005                  2006                2006
                                                   ------------          ------------        ------------
REVENUES
   Sales                                           $         --          $         --        $         --


OPERATING EXPENSES
   Administrative and General                                --                11,500              11,500
                                                   ------------          ------------        ------------
      TOTAL OPERATING EXPENSES                               --                11,500              11,500

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES              --               (11,500)            (11,500)

PROVISION FOR INCOME TAXES                                   --                    --                  --
                                                   ------------          ------------        ------------

NET INCOME (LOSS)                                  $         --          $    (11,500)       $    (11,500)
                                                   ============          ============        ============

BASIC INCOME (LOSS) PER SHARE                                --                (0.001)             (0.001)

WEIGHTED AVERAGE SHARES OUTSTANDING                  11,648,000            11,648,000          11,648,000


   The accompanying notes are an integral part of these financial statements.

                           HIGHRIVER ACQUISITION CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the Period July 27, 2004 (inception) thru March 31, 2006

                                               Common Stock         Additional     Retained          Total
Par Value of $0.001                       ---------------------      Paid-in       Earnings      Stockholders'
                                          Shares         Amount      Capital       (Deficit)        Equity
                                          ------         ------      -------       ---------        ------
Shares issued to founder for
 organization cost on July 27, 2004        148,000      $   148      $   --        $     --        $    148

Net Income (Loss) for the Year                  --           --          --            (948)           (948)
                                        ----------      -------      ------        --------        --------

Balances, December 31, 2004                148,000      $   148      $   --        $   (948)       $   (800)
                                        ==========      =======      ======        ========        ========

Issuance of stock for services          11,500,000       11,500          --              --          11,500

Net Income (Loss) for the Year                  --           --          --         (11,500)        (11,500)
                                        ----------      -------      ------        --------        --------

Balances, December 31, 2005             11,648,000      $11,648      $   --        $(12,448)       $   (800)
                                        ==========      =======      ======        ========        ========

Net Income (Loss) for Three
Months Ended March 31, 2006                     --           --          --              --              --
                                        ----------      -------      ------        --------        --------

Balances, March 31, 2006                11,648,000      $11,648      $   --        $(12,448)       $   (800)
                                        ==========      =======      ======        ========        ========


   The accompanying notes are an integral part of these financial statements.

                           HIGHRIVER ACQUISITION CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Period July 27, 2004 (inception) thru March 31, 2006

                                                                                           Cumulative
                                                                                          Amount from
                                                               For the Three             July 27, 2004
                                                            Months Ended March 31,       (inception) to
                                                         ---------------------------        March 31,
                                                           2005               2006            2006
                                                         --------           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $     --           $(11,500)       $(11,500)
   Issuance of stock for services rendered                     --             11,500          11,500
                                                         --------           --------        --------

NET CASH USED IN OPERATING ACTIVITIES                          --                 --              --
                                                         --------           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES                           --                 --              --
                                                         --------           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES                           --                 --              --
                                                         --------           --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           --                 --              --
                                                         --------           --------        --------

CASH AND CASH EQUIVALENTS
   Beginning of Year                                           --                 --              --
                                                         --------           --------        --------

   End of Year                                           $     --           $     --        $     --
                                                         ========           ========        ========


   The accompanying notes are an integral part of these financial statements.

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (JULY 27, 2004) THROUGH MARCH 31, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (JULY 27, 2004) THROUGH MARCH 31, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (JULY 27, 2004) THROUGH MARCH 31, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (JULY 27, 2004) THROUGH MARCH 31, 2006


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

                                     PART I

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                           (2) RESULTS OF OPERATIONS

The Company had no significant revenue for either of the three month periods ended March 31, 2006 and 2005, respectively.

General and administrative expenses for the three month periods ended March 31, 2006 and 2005 were $-0- and $11,500 respectively. The Company had been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2006 and 2005 was ($.001) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations or enters into a business combination.

At March 31, 2006 and 2005, respectively, the Company had working capital of $-0- and ($12,448) respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should existing management fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

                                PLAN OF BUSINESS

                                     GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

                        COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgments against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

                         LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should current management fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities. The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1  Certification  pursuant to Section 302 of Sarbanes-Oxley  Act of 2002
31.2  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of  2002
32.1  Certification  pursuant  to  Section  906 of  Sarbanes-Oxley  Act of  2002
32.2  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HIGHRIVER ACQUISITION CORP.


Dated: July 30, 2007                 /s/ Brian Kawamura
      --------------                 -------------------------------------
                                     Brian Kawamura
                                     President and Director


Dated: July 30, 2007                 /s/ Thomas W. Schlosser
      --------------                 -------------------------------------
                                     Thomas W. Schlosser
                                     Chief Financial Officer