Form 10QSB
period 2006-06-30
Terra Firma Technologies, Inc.
filed 2007-07-30
CIK 1302647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended June 30, 2006

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

                 Form 10-QSB for the Quarter ended June 30, 2006

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                           HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                                  BALANCE SHEET
                               As of June 30, 2006


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

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
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

                           HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
           For the Period July 27, 2004 (inception) thru June 30, 2006

                                                                                                                   Cumulative
                                                                                                                   Amount from
                                                       For the Three Months           For the Six Months          July 27, 2004
                                                          Ended June 30,                Ended June 30,           (inception) to
                                                  ---------------------------     ---------------------------        June 30,
                                                      2005            2006            2006            2005             2006
                                                  -----------     -----------     -----------     -----------      -----------
REVENUES
   Sales                                          $        --     $        --     $        --     $        --      $        --

OPERATING EXPENSES
   Administrative and General                              --              --              --          11,500           11,500
                                                  -----------     -----------     -----------     -----------      -----------
      TOTAL OPERATING EXPENSES                             --              --              --          11,500           11,500

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES            --              --              --         (11,500)         (11,500)

PROVISION FOR INCOME TAXES                                 --              --              --              --               --
                                                  -----------     -----------     -----------     -----------      -----------

NET INCOME (LOSS)                                 $        --     $        --     $        --     $   (11,500)     $   (11,500)
                                                  ===========     ===========     ===========     ===========      ===========

BASIC INCOME (LOSS) PER SHARE                              --              --              --          (0.001)          (0.001)

WEIGHTED AVERAGE SHARES OUTSTANDING                11,648,000      11,648,000      11,648,000      11,648,000       11,648,000


   The accompanying notes are an integral part of these financial statements.

                           HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           For the Period July 27, 2004 (inception) thru June 30, 2006

                                               Common Stock           Additional     Retained          Total
Par Value of $0.001                   --------------------------       Paid-in       Earnings      Stockholders'
                                         Shares         Amount         Capital       (Deficit)        Equity
                                         ------         ------         -------       ---------        ------
Shares issued to founder for
 organization cost on July 27, 2004      148,000      $      148      $     --      $       --       $     148

Net Income (Loss) for the Year                --              --            --            (948)           (948)
                                      ----------      ----------      --------      ----------       ---------

Balances, December 31, 2004              148,000      $      148      $     --      $     (948)      $    (800)
                                      ==========      ==========      ========      ==========       =========

Issuance of stock for services        11,500,000          11,500            --              --          11,500

Net Income (Loss) for the Year                --              --            --         (11,500)        (11,500)
                                      ----------      ----------      --------      ----------       ---------

Balances, December 31, 2005           11,648,000      $   11,648      $     --      $  (12,448)      $    (800)
                                      ==========      ==========      ========      ==========       =========

Net Income (Loss) for Three
 Months Ended June 30, 2006                   --              --            --              --              --
                                      ----------      ----------      --------      ----------       ---------

Balances, June 30, 2006               11,648,000      $   11,648      $     --      $  (12,448)      $    (800)
                                      ==========      ==========      ========      ==========       =========


   The accompanying notes are an integral part of these financial statements.

                           HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
           For the Period July 27, 2004 (inception) thru June 30, 2006

                                                                                                                  Cumulative
                                                                                                                 Amount from
                                                            For the Three Months      For the Six Months        July 27, 2004
                                                               Ended June 30,            Ended June 30,         (inception) to
                                                         -----------------------     ----------------------        June 30,
                                                           2005          2006          2006          2005            2006
                                                         --------      --------      --------      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $     --      $     --      $     --      $(11,500)       $(11,500)
   Issuance of stock for services rendered                     --            --            --        11,500          11,500
                                                         --------      --------      --------      --------        --------

NET CASH USED IN OPERATING ACTIVITIES                          --            --            --            --              --
                                                         --------      --------      --------      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES                           --            --            --            --              --
                                                         --------      --------      --------      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES                           --            --            --            --              --
                                                         --------      --------      --------      --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           --            --            --            --              --
                                                         --------      --------      --------      --------        --------

CASH AND CASH EQUIVALENTS
   Beginning of Year                                           --            --            --            --              --
                                                         --------      --------      --------      --------        --------

   End of Year                                           $     --      $     --      $     --      $     --        $     --
                                                         ========      ========      ========      ========        ========


   The accompanying notes are an integral part of these financial statements.

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (JULY 27, 2004) THROUGH JUNE 30, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (JULY 27, 2004) THROUGH JUNE 30, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (JULY 27, 2004) THROUGH JUNE 30, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FROM INCEPTION (JULY 27, 2004) THROUGH JUNE 30, 2006


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

                            (2) RESULTS OF OPERATIONS

The Company had no significant revenue for either of the three month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses for the three month periods ended June 30, 2006 and 2005 were $-0- and $11,500 respectively. The Company had been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 2006 and 2005 was ($.001) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations or enters into a business combination.

At June 30, 2006 and 2005, respectively, the Company had working capital of $-0-and ($12,448) respectively.

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

                                     HIGHRIVER ACQUISITION CORP.


Dated: July 30, 2007                 /s/ Brian Kawamura
      --------------                 ------------------------------------
                                     Brian Kawamura
                                     President and Director



Dated: July 30, 2007                 /s/ Thomas W. Schlosser
      --------------                 ------------------------------------
                                     Thomas W. Schlosser
                                     Chief Financial Officer