Form 10QSB
period 2006-09-30
Terra Firma Technologies, Inc.
filed 2007-07-30
CIK 1302647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended September 30, 2006

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

              Form 10-QSB for the Quarter ended September 30, 2006

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                                  BALANCE SHEET
                            As of September 30, 2006


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

                          HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
        For the Period July 27, 2004 (inception) thru September 30, 2006

                                                                                                                 Cumulative
                                                                                                                 Amount from
                                                                                                                July 27, 2004
                                                             September 30,                   September 30,     (inception) to
                                                   --------------------------     --------------------------    September 30,
                                                      2006           2005            2006           2005            2006
                                                   -----------    -----------     -----------    -----------     -----------
REVENUES
   Sales                                           $        --    $        --     $        --    $        --     $        --

OPERATING EXPENSES
   Administrative and General                               --             --              --         11,500          11,500
                                                   -----------    -----------     -----------    -----------     -----------
      TOTAL OPERATING EXPENSES                              --             --              --         11,500          11,500

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES             --             --              --        (11,500)        (11,500)

PROVISION FOR INCOME TAXES                                  --             --              --             --              --
                                                   -----------    -----------     -----------    -----------     -----------
OPERATING INCOME (LOSS)                            $        --    $        --     $        --    $   (11,500)    $   (11,500)
                                                   ===========    ===========     ===========    ===========     ===========

BASIC INCOME (LOSS) PER SHARE                               --             --              --         (0.001)         (0.001)

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,648,000     11,648,000      11,648,000     11,648,000      11,648,000


   The accompanying notes are an integral part of these financial statements.

                          HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the Period July 27, 2004 (inception) thru September 30, 2006

                                             Common Stock           Additional     Retained        Total
Par Value of $0.001                       -------------------        Paid-in       Earnings     Stockholders'
                                          Shares       Amount        Capital       (Deficit)       Equity
                                          ------       ------        -------       ---------       ------
Shares issued to founder for
 organization cost on July 27, 2004       148,000     $    148      $     --      $       --     $      148

Net Income (Loss) for the Year                 --           --            --            (948)          (948)
                                       ----------     --------      --------      ----------     ----------

Balances, December 31, 2004               148,000     $    148      $     --      $     (948)    $     (800)
                                       ==========     ========      ========      ==========     ==========

Issuance of stock for services         11,500,000       11,500            --              --         11,500

Net Income (Loss) for the Year                 --           --            --         (11,500)       (11,500)
                                       ----------     --------      --------      ----------     ----------

Balances, December 31, 2005            11,648,000     $ 11,648      $     --      $  (12,448)    $     (800)
                                       ==========     ========      ========      ==========     ==========

Net Income (Loss) for Three
 Months Ended June 30, 2006                    --           --            --              --             --
                                       ----------     --------      --------      ----------     ----------

Balances, June 30, 2006                11,648,000     $ 11,648      $     --      $  (12,448)    $     (800)
                                       ==========     ========      ========      ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                          HIGHRIVER ACQUISITION CORP.
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
        For the Period July 27, 2004 (inception) thru September 30, 2006

                                                                                                                   Cumulative
                                                                                                                  Amount from
                                                                                                                 July 27, 2004
                                                               September 30,                September 30,       (inception) to
                                                         ----------------------      ----------------------      September 30,
                                                          2006           2005          2006           2005            2006
                                                        --------       --------      --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                    $     --       $     --      $     --       $(11,500)       $(11,500)
   Issuance of stock for services rendered                    --             --            --         11,500          11,500
                                                        --------       --------      --------       --------        --------
NET CASH USED IN OPERATING ACTIVITIES                         --             --            --             --              --
                                                        --------       --------      --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES                          --             --            --             --              --
                                                        --------       --------      --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES                          --             --            --             --              --
                                                        --------       --------      --------       --------        --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          --             --            --             --              --
                                                        --------       --------      --------       --------        --------

CASH AND CASH EQUIVALENTS
   Beginning of Year                                          --             --            --             --              --
                                                        --------       --------      --------       --------        --------

   End of Year                                          $     --       $     --      $     --       $     --        $     --
                                                        ========       ========      ========       ========        ========


   The accompanying notes are an integral part of these financial statements.

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (JULY 27, 2004) THROUGH SEPTEMBER 30, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (JULY 27, 2004) THROUGH SEPTEMBER 30, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (JULY 27, 2004) THROUGH SEPTEMBER 30, 2006


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

                           HIGHRIVER ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (JULY 27, 2004) THROUGH SEPTEMBER 30, 2006


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

                            (2) RESULTS OF OPERATIONS

The Company had no significant revenue for either of the three month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses for the three month periods ended September 30, 2006 and 2005 were $-0- and $-0- respectively. The Company had been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements.
Earnings per share for the respective nine month periods ended September 30, 2006 and 2005 was ($.001) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations or enters into a business combination.

At September 30, 2006 and 2005, respectively, the Company had working capital of $-0- and ($12,448) respectively.

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